Form 10-Q
period 2009-11-30
Cedar Creek Mines Ltd.
filed 2010-02-01
CIK 1445196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________ to _________________

Commission File Number: 333-160552

CEDAR CREEK MINES LTD.
(Exact name of Registrant as specified in its charter)

Delaware	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4170 Still Creek Drive, Suite 200 Burnaby, British Columbia, Canada	V5C 6C6
(Address of principal executive offices)	(Zip Code)

(604) 320-7877 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes          ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes          ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes          ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes          ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

51,055,000 shares of common stock as of January 14, 2010.

ii

USE OF NAMES

In this Quarterly Report, the terms “Cedar Creek,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Cedar Creek Mines Ltd. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and Canada.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 - 11

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets

	November 30,	May 31,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash	$5,095	$26,406
Prepaid expenses	-	9,198

Total Current Assets	5,095	35,604

Property and Equipment (Note 5)	743	1,061

Total Assets	$5,838	$36,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$39,266	$4,340
Accrued liabilities	15,934	17,381
Due to related party (Note 6(a))	19,945	14,639
Total Current Liabilities	75,145	36,360

Commitments and Contingencies (Note 1 and 11)

Stockholders' Equity (Deficit)
Preferred Stock $0.00001 par value, 50,000,000 shares
Authorized; none issued & outstanding	-	-
Common stock, $0.00001 par value, 150,000,000 shares
authorized; 51,055,000 and 50,902,000 shares outstanding
at November 30 and May 31, 2009, respectively	510	509
Additional paid in capital	226,323	188,074
Common stock subscribed	-	26,750
Accumulated deficit during the exploration stage	(296,140)	(215,028)
Total Stockholders' Equity (Deficit)	(69,307)	305

Total Liabilities and Stockholders' Equity (Deficit)	$5,838	$36,665

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the Period
	For the	For the	For the	For the	April 3,
	Three Months	Three Months	Six Months	Six Months	2008
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Management fees (Note 6(b))	7,500	7,500	15,000	15,000	56,315
Professional fees	14,609	18,451	52,914	46,981	163,621
General and administrative	4,188	17,526	13,198	38,945	72,619
Incorporation cost	-	-	-	-	671
Mineral property costs (Note 7)	-	-	-	2,914	2,914
Total operating expenses	26,297	43,477	81,112	103,840	296,140

NET LOSS	$(26,297)	$(43,477)	$(81,112)	$(103,840)	$(296,140)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	51,055,000	50,900,000	51,035,000	50,803,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the period April 3, 2008 (Inception) to May 31, 2008 and 2009, and June 1, 2009 to November 30, 2009 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
	$0.00001 Par Value		Paid in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Inception April 3, 2008	50,000,000	$500	$-	$-	$-	$500
April 16, 2008 - common shares
issued for cash at $0.25 per share	6,000	-	1,500	-	-	1,500
May 16, 2008 - common shares
issued for cash at $0.25 per share	71,600	1	17,899	-	-	17,900
May 16, 2008 - common shares
issued to acquire subsidiary (Note 3)	498,400	5	87,178	-	-	87,183
May 28, 2008 - common shares
issued for cash at $0.25 per share	152,000	1	37,999	-	-	38,000
Net loss for period April 3, 2008
(inception) to May 31, 2008	-	-	-	-	(78,912)	(78,912)
Balance as of May 31, 2008	50,728,000	507	144,576	-	(78,912)	66,171
July 21, 2008 - common shares
issued for cash at $0.25 per share	8,000	-	2,000	-	-	2,000
July 31, 2008 - common shares
issued for cash at $0.25 per share	66,000	1	16,499	-	-	16,500
August 11, 2008 - common shares
issued for cash at $0.25 per share	5,000	-	1,250	-	-	1,250
August 15, 2008 - common shares
issued for cash at $0.25 per share	40,000	-	10,000	-	-	10,000
September 4, 2008 - common shares
issued for cash at $0.25 per share	55,000	1	13,749	-	-	13,750
Common stock subscribed	-	-	-	26,750	-	26,750
Net Loss for year	-	-	-	-	(136,116)	(136,116)
Balance as of May 31, 2009	50,902,000	509	188,074	26,750	(215,028)	305
June 12, 2009 – common shares
issuance of subscribed stock at $0.25 per share	14,000	-	3,500	(3,500)	-	-
June 22, 2009 – common shares
issuance of subscribed stock at $0.25 per share	93,000	1	23,249	(23,250)	-	-
June 25, 2009 – common shares
issued for cash at $0.25 per share	4,000	-	1,000	-	-	1,000
July 3, 2009 – common shares
issued for cash at $0.25 per share	42,000	-	10,500	-	-	10,500
Net Loss for period	-	-	-	-	(81,112)	(81,112)
Balance as of November 30, 2009 (unaudited)	51,055,000	$510	$226,323	$-	$(296,140)	$(69,307)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Unaudited Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the	For the	April 3,
	Six Months	Six Months	2008
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(81,112)	$(103,840)	$(296,140)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation	318	319	981
Changes in operating assets and liabilities:
Prepaid expenses	9,198	2,500	-
Accounts payable	34,926	330	38,795
Accrued liabilities	(1,447)	(3,500)	15,934
Employee advances	-	3,000	5,600
Net cash used by operating activities	(38,117)	(101,191)	(234,830)

Cash flows from investing activities
Acquisition of subsidiary	-	-	80,830
Net cash provided by investing activities	-	-	80,830

Cash flows from financing activities
Issuance of shares	38,250	44,000	139,650
Common stock subscribed	(26,750)	-	-
Advances from related party	5,306	11,021	19,445
Net cash provided by financing activities	16,806	55,021	159,095

Net increase (decrease) in cash	(21,311)	(46,170)	5,095

Cash and cash equivalents, beginning of period	26,406	86,707	-

Cash and cash equivalents, end of period	$5,095	$40,537	$5,095

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2009 are unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

CEDAR CREEK MINES LTD. (the “Company”) was incorporated in the State of Delaware on April 3, 2008. Effective May 16, 2008, the Company acquired all the outstanding common stock CEDAR CREEK MINES INC. (a British Columbia, Canada corporation). The acquisition was accounted for pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations.

The Company is an Exploration Stage Company, as defined by ASC 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has accumulated losses of $296,140 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is May 31. In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company.
.
b)	Principal of Consolidation

The consolidated financial statements include the accounts of Cedar Creek Mines Ltd. and Cedar Creek Mines Inc., its 100% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

c)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2009, included in the Company’s Form S-1/A filed on October 13, 2009 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2009 and May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the six months ended November 30, 2009 and November 30, 2008. The results of operations for the six months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2009 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at November 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At November 30, 2009 and 2008, the Company has no dilutive potential shares outstanding.

g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

h)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property, all option payments are expensed as incurred.

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2009 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h)	Mineral Property Costs (continued)

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these consolidated financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, advances from related parties and convertible debentures issued to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2009 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

m)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACQUISITION OF SUBSIDIARY

On May 16, 2008, pursuant to share exchange agreements, the Company acquired all of the issued and outstanding common shares of Cedar Creek Mines Inc., for consideration of 498,400 shares of the Company’s common stock with a fair value of $87,183. In accordance with ASC 805, Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess purchase price over those fair values is recorded as mineral property costs. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management.

The purchase price was allocated to the following assets and liabilities:

Cash	$80,830
Property and equipment	1,724
Due from a related party	5,100
Accounts payable	(471)

Paid by issuance of 498,400 shares of common stock	$87,183

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2009 are unaudited)

NOTE 4 – CASH

	November 30,	May 31,
	2009	2009
Cash deposited in bank	$5,095	$26,406
Cash on hand	-	-
Cash balance	$5,095	$26,406

NOTE 5 – EQUIPMENT

			Net Carrying Value
		Accumulated	November 30,	May 31,
	Cost	Depreciation	2009	2009
Computer hardware	$1,910	$1,167	$743	$1,061

NOTE 6 – DUE TO RELATED PARTY

a)
At November 30, 2009, the Company is indebted to the President of the Company for $19,945 (May 31, 2009 - $14,639) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
During the period ended November 30, 2009, the Company expensed $15,000 (2008 - $15,000) for management services provided by the President of the Company pursuant to the agreement described in Note 10.

NOTE 7 – MINERAL PROPERTY

On June 25, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in four mineral claims located in British Columbia, Canada, in consideration of $2,914 (CDN $3,000).

NOTE 8 – COMMON STOCK

a)
On June 12, 2009, the Company issued 14,000 shares at a price of US $0.25 per share under Regulation S of the Securities Act of 1933 (“Reg S”) for cash proceeds of $3,500, of which $3,500 was included in common stock subscribed at May 31, 2009.

b)	On June 22, 2009, the Company issued 93,000 shares at a price of US $0.25 per share under Reg S for cash proceeds of $23,250, of which $23,250 was included in common stock subscribed at May 31, 2009.

c)	On June 25, 2009, the Company issued 4,000 shares at a price of US $0.25 per share under Reg S for cash proceeds of $1,000.

d)	On July 3, 2009, the Company issued 42,000 shares at a price of US $0.25 per share under Reg S for cash proceeds of $10,500.

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2009 are unaudited)

NOTE 9 – PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized under its Articles of Incorporation, and as of November 30, 2009, no preferred stock shares have been issued. The Board of Directors has the power, without further action by the Company’s Stockholders, to determine the relative rights, preferences, privileges and restrictions of the preferred stock, and to issue the preferred stock in one or more series’ as determined by the Board of Directors. The designation of rights, preferences, privileges and restrictions could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the Company’s Stockholders of the common stock or the preferred stock of any other series.

NOTE 10 – COMMITMENT

On April 3, 2008, the Company entered into a Management Agreement with the President of the Company who will provide management services in consideration for $2,500 per month. The agreement may be terminated by either party by providing two months notice. During the period ended November 30, 2009 the Company expensed $15,000 (2008 - $15,000) in management fees pursuant to the agreement.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through January 26, 2010, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors

Overview of the Company

Cedar Creek Mines Ltd. is an exploration stage company in the business of mineral resource exploration. We were incorporated as a Delaware company on April 3, 2008.  We have one wholly owned subsidiary, Cedar Creek Mines Inc. (“CCMI”), incorporated pursuant to the laws of Province of British Columbia, Canada, on April 27, 2007, which we acquired on May 16, 2008.  Our executive office is located at 4170 Still Creek Drive, Suite 200, Burnaby, B.C., Canada, V5C 6C6.  Our telephone number is (604) 320-7877.  Our fiscal year end is May 31.

We intend to build our business by acquiring, exploring and developing mineral resource properties in the United States and Canada.  We currently own, through our wholly owned subsidiary CCMI, an undivided 100% interest in four mineral claims located near the Similkameen Valley, 25 kilometers south of Keremeos, British Columbia (the “Leamington Property”).  CCMI acquired our interest in the Leamington Property pursuant to a purchase agreement with Mr. Ron Schneider dated June 25, 2008.  In consideration for this interest, we paid Mr. Schneider approximately $2,914.  Our specific exploration plan for the Leamington Property, along with information regarding its location, accessibility, geology and history, is available under the heading “Description of Property” in our amended Form S-1 filed on EDGAR on December 7, 2009, and which is incorporated herein by reference .

Our project is at the exploration stage and there is no guarantee that any of our mineral claims contain a commercially viable ore body.  We have not presently determined if the Leamington Property contains mineral reserves that are economically recoverable, and we must complete an exploration program on the claims before we can make such a determination.  We will require additional financing to carry out any exploration program, and there is no guarantee that we will be able to secure the necessary funds to do so.

Over the next 12 months we intend to hire a geologist, land specialist and engineer, either on a part-time basis or as independent contractors, in order to meet the technical requirements associated with exploring and developing an exploration stage mineral property.  We are searching for qualified and experienced personnel but we have not yet identified any particular individuals to fill these roles.  There is no guarantee that we will be able to attract and retain qualified personnel, and our failure to do so may cause us to go out of business.

We have only recently begun operations.  We have not generated any revenues from our business activities and we do not expect to generate revenues for the foreseeable future.  For the next 12 months we plan to spend approximately $347,200 to maintain our operations, carry out the first phase of an exploration program on the Leamington Property and acquire interests in other exploration stage properties in Canada and the United States.  Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors.  To finance our operations, we have completed several rounds of financing and raised $139,650 through private placements of our common stock.

We do not currently have sufficient funds to fully carry out our business plan and there is no assurance that we will be able to obtain the necessary funds to do so.  Accordingly, there is uncertainty about our ability to continue to operate.  If we cease our operations, you may lose your entire investment in our common stock.

Liquidity and Capital Resources

As of November 30, 2009, we had total assets of $5,838, total liabilities of $75,145 and a working capital deficiency of $70,050.  As of November 30, 2009, we had accumulated a deficit of $296,140 and $5,095 in cash in our bank accounts.

We are solely dependent on funds raised through our equity financing.  Our net loss of $296,140 from our inception on April 3, 2008, to November 30, 2009, was funded by our equity financing.  From our inception on April 3, 2008, to November 30, 2009, we raised $139,650 through the issuance of shares of our common stock.  We received additional cash of $80,830 by acquiring the assets of our wholly owned subsidiary, CCMI, on May 16, 2008, in exchange for 498,400 shares of our common stock.

For the six month period ended November 30, 2009, we spent $38,117 on operating activities and raised $38,250 ($26,750 of which was received prior to June 1, 2009) from the issuance of shares of our common stock and received an advance of $5,306 from a related party.  The decrease in cash for the period ended November 30, 2009, was $21,311, which was due to our cash requirements for operations outstripping our ability to raise funds through equity financing.

For the next 12 months we intend to:

•	carry out Phase I of our exploration program on the Leamington Property;

•	develop a website;

•	complete private and/or public financing to cover the cost of acquiring interests in additional mineral properties; and

•	retain a geologist, land specialist and engineer to assist us in developing our business.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Complete Phase I of our exploration program on the Leamington Property	September 2010	175,000
Annual fee to maintain the Leamington Property	12 months	2,200
Retain a geologist, land specialist and engineer on a part-time basis or as independent contractors	12 months	20,000
Management fees	12 months	30,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Travel and promotional expenses	12 months	10,000
General and administrative expenses	12 months	10,000
Total		347,200

Our general and administrative expenses for the next twelve months will consist primarily of transfer agent fees, investor relations expenses and general office expenses.  The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require funds of approximately $347,200 to proceed with our business plan over the next 12 months.  If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan tailored to our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future.  Even if we carry out our planned exploration program on the Leamington Property, there is no guarantee that the property will contain commercially exploitable mineral resources.  Our exploration activities will be directed by Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, who will also supervise our planned acquisition activities and manage our operations.

We intend to raise our cash requirements for the next 12 months through the sale of our equity securities in private placements, through shareholder loans, or possibly through a registered public offering (either self-underwritten or through a broker-dealer).  If we are unsuccessful in raising enough money through such capital-raising efforts, we may review other financing possibilities such as bank loans.  At this time we do not have a commitment from any broker-dealer to provide us with financing.  There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.  We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our operations or planned exploration activities.  In the absence of such financing, we will not be able to acquire additional mineral properties or carry out a preliminary exploration program on an acquired property.  Even if we are successful in obtaining equity financing to fund our operations and exploration activities, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of future properties following the completion of preliminary exploration.  If we do not continue to obtain additional financing, we may be forced to abandon our business plan or any property interests in our possession.

Modifications to our plans will be based on many factors, including the results of our exploration activities, the assessment of data, weather conditions, exploration costs, the price of any minerals we discover and available capital.  Further, the extent to which we carry out our exploration activities is dependent upon the amount of financing available to us.

We may consider entering into joint ventures or other strategic arrangements to provide the funding required to pursue the advanced exploration of our current and future properties.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in any project to our joint venture partner(s).  The assignment of this interest would be conditional upon the contribution of capital by the joint venture partner(s) to enable the advanced exploration activities on the properties to proceed.  There is no guarantee that any third party would enter into a joint venture agreement with us in order to fund the exploration component of any potential project.

Going Concern

We have not generated any revenues and are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities.  If we are unable to raise equity or obtain alternative financing, we may not be able to continue our operations and our business plan may fail.  You may lose your entire investment.

If our operations and cash flow improve, we believe that we can continue to operate.  However, no assurance can be given that the actions of our executive officers and directors will result in profitable operations or an improvement in our liquidity situation.  The threat of our ability to continue as a going concern will cease to exist only when revenues have reached a level able to sustain our business operations.

Results of Operation

Three Month Period Ended November 30, 2009

Management fees:  Management fees were $7,500 and $7,500 for the three months ended November 30, 2009 and 2008, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $4,188 and $17,526 for the three months ended November 30, 2009 and 2008, respectively.  General and administrative expenses decreased for the three month period ended November 30, 2009, as the Company was less active during this period.

Professional fees:  Professional fees were $14,609 and $18,451 for the three months ended November 30, 2009 and 2008, respectively.

Net Loss:  Net loss was $26,297 and $43,477 for the three months ended November 30, 2009 and 2008, respectively.  This decrease in net loss of $17,180 resulted primarily from a decrease in general and administrative expenses and professional fees of the Company during the three months ended November 30, 2009.

Six Month Period Ended November 30, 2009

Management fees:  Management fees were $15,000 and $15,000 for the six months ended November 30, 2009 and 2008, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $13,198 and $38,945 for the six months ended November 30, 2009 and 2008, respectively.  General and administrative expenses decreased for the six month period ended November 30, 2009, as the Company was less active during this period.

Professional fees:  Professional fees were $52,914 and $46,981 for the six months ended November 30, 2009 and 2008, respectively.  This increase in professional fees was associated with the Company completing its Form S-1 filing.

Mineral property costs: Professional property costs were $nil and $2,914 for the six months ended November 30, 2009 and 2008, respectively.  This decrease in mineral property costs for the six month period ended November 30, 2009, was a result of the Company not acquiring any mineral property interests during this period.

Net Loss:  Net loss was $81,112 and $103,840 for the six months ended November 30, 2009 and 2008, respectively.  This decrease in net loss of $22,728 resulted primarily from a decrease in general and administrative expenses, professional fees and mineral property costs during the six months ended November 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of November 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  In addition, there are no proceedings in which any of our Directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR CREEK MINES LTD. (Registrant)
Date: January 29, 2010	By: /s/ Guy Brusciano
Guy Brusciano
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial officer)