Form 10-Q
period 2010-02-28
Cedar Creek Mines Ltd.
filed 2010-04-14
CIK 1445196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ________________ to ________________

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
☒ Yes    ☐ No

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

51,055,000 shares of common stock as of April 9, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-10

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28, 2010	May 31, 2009

ASSETS
Current Assets
Cash	$144	$26,406
Prepaid expenses	–	9,198

Total Current Assets	144	35,604

Property and Equipment (Note 5)	584	1,061

Total Assets	$728	$36,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$32,377	$4,340
Accrued liabilities	27,180	17,381
Due to related party (Note 6(a))	41,600	14,639

Total Current Liabilities	101,157	36,360

Commitments and Contingencies (Note 1 and 11)

Stockholders' Equity (Deficit)
Preferred Stock $0.00001 par value, 50,000,000 shares
Authorized; none issued & outstanding	–	–
Common stock, $0.00001 par value, 150,000,000 shares authorized; 51,055,000 and 50,902,000 shares outstanding at February 28, 2010 and May 31, 2009, respectively	510	509
Additional paid in capital	226,323	188,074
Common stock subscribed	–	26,750
Accumulated deficit during the exploration stage	(327,262)	(215,028)

Total Stockholders' Equity (Deficit)	(100,429)	305

Total Liabilities and Stockholders' Equity (Deficit)	$728	$36,665

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2009	For the Period April 3, 2008 (Inception) to February 28, 2010

REVENUES	$–	$–	$–	$–	$–

OPERATING EXPENSES
Management fees (Note 6(b))	7,500	7,500	22,500	22,500	63,815
Professional fees	14,684	6,445	67,598	53,426	178,305
General and administrative	6,838	6,050	20,036	44,995	79,457
Incorporation cost	–	–	–	–	671
Mineral property costs (Note 7)	2,100	–	2,100	2,914	5,014

Total operating expenses	31,122	19,995	112,234	123,835	327,262

NET LOSS	$(31,122)	$(19,995)	$(112,234)	$(123,835)	$(327,262)

NETLOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,055,000	50,902,000	51,041,000	50,858,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the period April 3, 2008 (Inception) to February 28, 2010 (Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
	$0.00001 Par Value		Paid in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Inception April 3, 2008	50,000,000	$500	$–	$–	$–	$500
April 16, 2008 – common shares issued for cash at $0.25 per share	6,000	–	1,500	–	–	1,500
May 16, 2008 – common shares issued for cash at $0.25 per share	71,600	1	17,899	–	–	17,900
May 16, 2008 – common shares issued to acquire subsidiary (Note 3)	498,400	5	87,178	–	–	87,183
May 28, 2008 – common shares issued for cash at $0.25 per share	152,000	1	37,999	–	–	38,000
Net loss for period April 3, 2008 (inception) to May 31, 2008	–	–	–	–	(78,912)	(78,912)
Balance as of May 31, 2008	50,728,000	507	144,576	–	(78,912)	66,171
July 21, 2008 – common shares issued for cash at $0.25 per share	8,000	–	2,000	–	–	2,000
July 31, 2008 – common shares issued for cash at $0.25 per share	66,000	1	16,499	–	–	16,500
August 11, 2008 – common shares issued for cash at $0.25 per share	5,000	–	1,250	–	–	1,250
August 15, 2008 – common shares issued for cash at $0.25 per share	40,000	–	10,000	–	–	10,000
September 4, 2008 – common shares issued for cash at $0.25 per share	55,000	1	13,749	–	–	13,750
Common stock subscribed	–	–	–	26,750	–	26,750
Net Loss for year	–	–	–	–	(136,116)	(136,116)
Balance as of May 31, 2009	50,902,000	$509	$188,074	$26,750	$(215,028)	$305
June 12, 2009 – common shares issuance of subscribed stock at $0.25 per share	14,000	–	3,500	(3,500)	–	–
June 22, 2009 – common shares Issuance of subscribed stock at $0.25 per share	93,000	1	23,249	(23,250)	–	–
June 25, 2009 – common shares issued for cash at $0.25 per share	4,000	–	1,000	–	–	1,000
July 3, 2009 – common shares issued for cash at $0.25 per share	42,000	–	10,500	–	–	10,500
Net Loss for period	–	–	–	–	(112,234)	(112,234)
Balance as of February 28, 2010 (Unaudited)	51,055,000	$510	$226,323	$–	$(327,262)	$(100,429)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2009	For the Period April 3, 2008 (Inception) to February 28, 2010

Cash flows from operating activities
Net loss	$(112,234)	$(123,835)	$(327,262)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	477	478	1,140
Changes in operating assets and liabilities:
Prepaid expenses	9,198	1,321	–
Accounts payable	28,037	1,915	31,906
Accrued liabilities	9,799	(3,500)	27,180
Employee advances	–	3,000	5,600

Net cash used by operating activities	(64,723)	(120,621)	(261,436)

Cash flows from investing activities
Acquisition of subsidiary	–	–	80,830

Net cash provided by investing activities	–	–	80,830

Cash flows from financing activities
Issuance of shares	38,250	63,250	139,650
Common stock subscribed	(26,750)	3,248	–
Advances from related party	26,961	7,872	41,100

Net cash provided by financing activities	38,461	74,370	180,750

Net increase (decrease) in cash	(26,262)	(46,251)	144

Cash and cash equivalents, beginning of period	26,406	86,707	–

Cash and cash equivalents, end of period	$144	$40,456	$144

The accompanying notes are an integral part of these unaudited consolidated financial statements

.
Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended February 28, 2010 are unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

CEDAR CREEK MINES LTD. (the “Company”) was incorporated in the State of Delaware on April 3, 2008. Effective May 16, 2008, the Company acquired all the outstanding common stock CEDAR CREEK MINES INC. (a British Columbia, Canada corporation). On February 23, 2010 the subsidiary changed its name to Cedar Creek Mines (British Columbia) Inc. The acquisition was accounted for pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations.

The Company is an Exploration Stage Company, as defined by ASC 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has accumulated losses of $327,262 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements include the accounts of Cedar Creek Mines Ltd. and Cedar Creek Mines (British Columbia) Inc., its 100% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2010 and May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 28, 2010 and 2009. The results of operations for the nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at February 28, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended February 28, 2010 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Use of Estimates

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

g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 28, 2010 and 2009, the Company has no dilutive potential shares outstanding.

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

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended February 28, 2010 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

m)	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

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

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended February 28, 2010 are unaudited)

NOTE 3 – ACQUISITION OF SUBSIDIARY

On May 16, 2008, pursuant to share exchange agreements, the Company acquired all of the issued and outstanding common shares of Cedar Creek Mines (British Columbia) Inc., for consideration of 498,400 shares of the Company’s common stock with a fair value of $87,183. In accordance with ASC 805, Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess purchase price over those fair values is recorded as mineral property costs. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management.

The purchase price was allocated to the following assets and liabilities:

Cash	$80,830
Property and equipment	1,724
Due from a related party	5,100
Accounts payable	(471)
Paid by issuance of 498,400 shares of common stock	$87,183

NOTE 4 – CASH

	February 28, 2010	May 31, 2009
Cash deposited in bank	$144	$26,406
Cash on hand	–	–
Cash balance	$144	$26,406

NOTE 5 – EQUIPMENT

			Net Carrying Value
	Cost $	Accumulated Depreciation $	February 28, 2010 $	May 31, 2009 $
Computer hardware	1,910	1,326	584	1,061

NOTE 6 – DUE TO RELATED PARTY

a)
At February 28, 2010, the Company is indebted to the President of the Company for $41,600 (May 31, 2009 - $14,639) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
During the period ended February 28, 2010, the Company expensed $22,500 (2009 - $22,500) for management services provided by the President of the Company pursuant to the agreement described in Note 10.

NOTE 7 – MINERAL PROPERTY

On June 25, 2008, the Company entered into a purchase agreement to acquire an undivided 100% interest in four mineral claims located in British Columbia, Canada, in consideration of $2,914 (CDN $3,000).

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended February 28, 2010 are unaudited)

NOTE 8 – COMMON STOCK

a)	On June 12, 2009, the Company issued 14,000 shares at a price of $0.25 per share for cash proceeds of $3,500, of which $3,500 was included in common stock subscribed at May 31, 2009.

b)	On June 22, 2009, the Company issued 93,000 shares at a price of $0.25 per share for cash proceeds of $23,250, of which $23,250 was included in common stock subscribed at May 31, 2009.

c)	On June 25, 2009, the Company issued 4,000 shares at a price of $0.25 per share for cash proceeds of $1,000.

d)	On July 3, 2009, the Company issued 42,000 shares at a price of $0.25 per share for cash proceeds of $10,500.

NOTE 9 – PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized under its Articles of Incorporation, and as of February 28, 2010, no preferred stock shares have been issued. The Board of Directors has the power, without further action by the Company’s Stockholders, to determine the relative rights, preferences, privileges and restrictions of the preferred stock, and to issue the preferred stock in one or more series’ as determined by the Board of Directors. The designation of rights, preferences, privileges and restrictions could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the Company’s Stockholders of the common stock or the preferred stock of any other series.

NOTE 10 – COMMITMENT

On April 3, 2008, the Company entered into a Management Agreement with the President of the Company who will provide management services in consideration for $2,500 per month. The agreement may be terminated by either party by providing two months notice. During the period ended February 28, 2010 the Company expensed $22,500 (2009 - $22,500) in management fees pursuant to the agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Cedar Creek Mines Ltd. is an exploration stage company in the business of mineral resource exploration. We were incorporated as a Delaware company on April 3, 2008.  We have one wholly owned subsidiary, Cedar Creek Mines Inc. (“CCMI”), incorporated pursuant to the laws of the Province of British Columbia, Canada, on April 27, 2007, which we acquired on May 16, 2008.  However, on February 23, 2010, we changed the name of our wholly owned subsidiary from Cedar Creek Mines Inc. to Cedar Creek Mines (British Columbia) Inc.  Our executive office is located at 4170 Still Creek Drive, Suite 200, Burnaby, B.C., Canada, V5C 6C6.  Our telephone number is (604) 320-7877.  Our fiscal year end is May 31.

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

Liquidity and Capital Resources

As of February 28, 2010, we had total assets of $728, total liabilities of $101,157 and a working capital deficiency of $100,429.  As of February 28, 2010, we had accumulated a deficit of $327,262 and $144 in cash in our bank accounts.

We are solely dependent on funds raised through our equity financing.  Our net loss of $327,262 from our inception on April 3, 2008, to February 28, 2010, was funded by our equity financing.  From our inception on April 3, 2008, to February 28, 2010, we raised $266,833 through the issuance of shares of our common stock.

For the nine month period ended February 28, 2010, we spent $64,723 on operating activities and raised $38,250 ($26,750 of which was received prior to June 1, 2009) from the issuance of shares of our common stock and received an advance of $26,961 from a related party.  The decrease in cash for the period ended February 28, 2010, was $26,262, which was due to our cash requirements for operations outstripping our ability to raise funds through equity financing.

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

Results of Operation

Three Month Period Ended February 28, 2010

Management fees:  Management fees were $7,500 and $7,500 for the three months ended February 28, 2010 and 2009, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $6,838 and $6,050 for the three months ended February 28, 2010 and 2009, respectively.  General and administrative expenses increased for the three month period ended February 28, 2010, as the Company was more active during this period.

Professional fees:  Professional fees were $14,684 and $6,445 for the three months ended February 28, 2010 and 2009, respectively.  The increase in professional fees was associated with the Company completing its Form S-1 filing and attending to reporting requirements.

Net Loss:  Net loss was $31,122 and $19,995 for the three months ended February 28, 2010 and 2009, respectively.  This increase in net loss of $11,117 resulted primarily from an increase in general and administrative expenses and professional fees of the Company during the three months ended February 28, 2010.

Nine Month Period Ended February 28, 2010

Management fees:  Management fees were $22,500 and $22,500 for the nine months ended February 28, 2010 and 2009, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $20,036 and $44,995 for the nine months ended February 28, 2010 and 2009, respectively.  General and administrative expenses decreased for the nine month period ended February 28, 2010, as the Company was less active during this period.

Professional fees:  Professional fees were $67,598 and $53,426 for the nine months ended February 28, 2010 and 2009, respectively.  This increase in professional fees was associated with the Company completing its Form S-1 filing and attending to reporting requirements.

Mineral property costs: Professional property costs were $2,100 and $2,914 for the nine months ended February 28, 2010 and 2009, respectively.  This decrease in mineral property costs for the nine month period ended February 28, 2010, was a result of the Company not acquiring any mineral property interests during this period.

Net Loss:  Net loss was $112,234 and $123,835 for the nine months ended February 28, 2010 and 2009, respectively.  This decrease in net loss of $11,601 resulted primarily from a decrease in general and administrative expenses, which was more than the increase in professional fees during the nine months ended February 28, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of February 28, 2010.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 23, 2010, we changed the name of our wholly owned subsidiary from Cedar Creek Mines Inc. to Cedar Creek Mines (British Columbia) Inc.

In addition, on April 9, 2010, our Company was extra-provincially registered in the Province of British Columbia.

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

CEDAR CREEK MINES LTD. (Registrant)

Date: April 14, 2010	By: /s/ Guy Brusciano
Guy Brusciano President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial officer)