Form 10-K
period 2010-05-31
Cedar Creek Mines Ltd.
filed 2010-09-13
CIK 1445196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________________ to __________________

Commission File Number:         333-16052

CEDAR CREEK MINES LTD.
(Exact name of registrant as specified in its charter)

Delaware	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4170 Still Creek Drive, Suite 200 Burnaby, British Columbia (Address of principal executive offices)	V5C 6C6 (Zip Code)

(604) 320-7877
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes        ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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
☒ Yes        ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  969,000 shares X $0.00 per share = $0.00.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes        ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  51,297,026 shares of common stock as of August 31, 2010.

USE OF NAMES

In this annual report, the terms “Cedar Creek Mines,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Cedar Creek Mines Ltd. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•	risks related to commodity price fluctuations;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	risks related to environmental regulation and liability;

•	political and regulatory risks associated with mining development and exploration;

•	dependence on key personnel;

•	competitive factors;

•	general economic conditions in the United States and Canada; and

•	other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

ITEM 1. BUSINESS

Year of Organization

We were incorporated as a Delaware company on April 3, 2008. We have one wholly owned subsidiary, Cedar Creek Mines Inc. (“CCMI”), incorporated pursuant to the laws of Province of British Columbia, Canada, on April 27, 2007, which we acquired on May 16, 2008. On February 23, 2010, we changed the name of our subsidiary to Cedar Creek Mines (British Columbia) Inc.

Corporate Development and Business

We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

We intend to build our business by acquiring, exploring and developing mineral resource properties in the United States and Canada. We currently own, through our wholly owned subsidiary CCMI, an undivided 100% interest in the following three mineral claims located near the Similkameen Valley, 25 kilometers south of Keremeos, British Columbia (the “Leamington Property”):

BC Tenure Number	Tenure Type	Claim Name	Expiry Date	Area (hectares)
551027	Mineral	Leamington	February 2, 2011	21.162
573730	Mineral	SIS	January 14, 2011	42.318
585595	Mineral	GUY	June 2, 2011	317.416

CCMI acquired our interest in the original four claims pursuant to a purchase agreement with Mr. Ron Schneider dated June 25, 2008. In consideration for this interest, we paid Mr. Schneider approximately $2,914. These claims require annual payments of approximately $2,200 to keep them in good standing.  However, CCMI currently only has an interest in the three above mentioned claims as the mineral claim named “Sisters” having BC Tenure Number 573664 expired on January 13, 2010 as the annual payment was not made on such claim, and therefore, such claim has been automatically forfeited back to the Province of British Columbia.

Our project is at the exploration stage and there is no guarantee that any of our mineral claims contain a commercially viable ore body. We have not presently determined if our property contains mineral reserves that are economically recoverable, and we must complete an exploration program on the claims before we can make such a determination. We intend to explore primarily for precious metals, but we may explore for other minerals if our claims or any properties in which we acquire an interest displays signs that such minerals may be discoverable.

We will require additional financing to carry out any exploration program, and there is no guarantee that we will be able to secure the necessary funds to do so. Accordingly, there is uncertainty about our ability to continue to operate. If we cease our operations, you may lose your entire investment in our common stock.  There are also many factors, described in detail elsewhere in this Annual Report under the heading "Risk Factors,” which may adversely affect our ability to begin and sustain profitable operations.

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

For the next 12 months we intend to:

•	carry out Phase I of our exploration program on the Leamington Property;

•	develop a website;

•	complete private and/or public financing to cover the cost of acquiring interests in additional mineral properties; and

•	retain a geologist, land specialist and engineer to assist us in developing our business.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Complete Phase I of our exploration program on the Leamington Property	July 2011	175,000
Annual fee to maintain the Leamington Property	12 months	2,200
Retain a geologist, land specialist and engineer on a part-time basis or as independent contractors	12 months	20,000
Management fees	12 months	30,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Travel and promotional expenses	12 months	10,000
General and administrative expenses	12 months	10,000
Total		347,200

The second phase of our program is expected to consist of further mapping and sampling, a comprehensive drill program and the staking of new mineral claims.  We expect this phase to cost approximately $200,000, however, we do not expect Phase II of our exploration program to occur over the next 12 months.

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

Principal Products

At this time we do not have any product for sale as we are in the beginning stages of our exploration of the Leamington Property.

Market for Minerals

If we are able to extract minerals from the Leamington property or any other property we may acquire in the future, we will need to develop a marketing strategy to sell them. Available wholesale purchasers of minerals and precious metals exist in North America and throughout the world. Historically, the markets for minerals and precious metals are liquid and volatile. Wholesale purchase prices can be affected by a number of factors, all of which are beyond our control, including but not limited to:

•	fluctuation in the supply of, demand and market price for minerals;
•	the mining activities of others;
•	the sale or purchase of certain precious metals by central banks and for investment purposes by individuals and financial institutions;
•	interest rates;
•	currency exchange rates;
•	inflation or deflation; and
•	the political and economic conditions in major mineral-producing countries.

If we are able to locate minerals that are of economic grade in sufficient quantities to justify their removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, find another entity to mine our claims on our behalf or as a joint venture, or sell our rights to mine the minerals. Any ore we mine would need to be processed through a series of steps to produce a rough concentrate. This rough concentrate must then be sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the refined minerals on the open market through brokers who work for wholesalers. Based upon the current demand for minerals, we believe that we will not have any difficulty selling any minerals that we may recover. However, we have not presently located any mineral reserves, and there is no assurance that we will find any economically viable reserves of minerals in the future.

Competition

We are a new and unestablished company and have a weak competitive position in the mineral exploration industry. We compete with other mineral exploration companies who are actively seeking to acquire mineral properties throughout the world together with the equipment, labor and materials required to operate on those properties.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of new mineral properties have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquiring properties of merit or exploring and developing their mineral properties. In addition, they may be able to afford increased geological expertise to more accurately target and explore potential mineral properties. These advantages could enable our competitors to acquire properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral properties or explore or develop our current or future mineral properties.

We compete with other mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration activities if investors perceive that investments in our competitors are more attractive based on the merit of their mineral properties or the price of the investment opportunity. We must also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

In the face of such competition, we may not be successful in acquiring, exploring or developing profitable mineral properties, and we cannot give any assurance that suitable mineral properties will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•	keeping our costs low; and
•	using our size to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Legislation and Government Regulations

Different Canadian provinces use different procedures to regulate mining activities. For example, in British Columbia each potential mineral explorer must submit a permit application for all mechanized surface exploration that includes information about the mineral title, the operator, the program of work and the proposed reclamation plan. For minimal surface disturbance in a non-sensitive area, a letter permit may be issued by a district inspector of the Ministry of Energy, Mines and Petroleum Resources (the “Ministry”). If a mechanized work program is contemplated, the district inspector must participate in a consultation procedure with other government agencies, following which a permit may be issued. For exploration in highly sensitive areas, further referrals are made by the Ministry to, for example, an inter-agency management committee, other government agencies and public stakeholder groups.

Government Approvals and Recommendations

We must comply with the provisions of the Mineral Tenure Act (British Columbia) (the “Mineral Act”), which establishes rules for locating, posting and working claims, and for reporting work performed on claims. We must also comply with the Mineral Exploration Code (British Columbia) (the “MX Code”) which forms Part 9 of the larger Mine Health, Safety and Reclamation Code (British Columbia) (the “HSR Code”), which dictates how and where we can explore for minerals. As part of the HSR Code, the MX Code is enabled under Section 34 of the Mines Act (British Columbia) (the “Mines Act”). Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on the Leamington Property we must submit our proposed exploration program for review. We believe that our exploration program will be successfully reviewed and that an exploration permit will be issued that allows us to undertake our planned activities. This exploration permit is the only permit or license we will require to explore for precious and base minerals on our mineral claims.

We will be required to obtain work permits from the Ministry for any exploration work which results in a physical disturbance to the land. Accordingly, we may be required to obtain work permits for any exploration work beyond that contemplated by our exploration program, depending on its complexity and effect on the environment. The time required to obtain a work permit is approximately four weeks.  We will incur all necessary consultant expenses required to prepare the permit submissions to the Ministry. We will be required by the Mines Act to undertake remediation on any work that results in a physical disturbance to the land. The costs of such remediation will vary according to the degree of the physical disturbance. No remediation work is anticipated as a result of the completion of Phase I of our exploration program.

We have budgeted for regulatory compliance costs associated with our proposed exploration program. As mentioned above, we must sustain the costs of reclamation and environmental remediation for all exploration and other work we decide to undertake. We cannot estimate the amount of these costs at this time since we do not know if, or to what extent, any additional exploration will be required beyond our planned exploration program. Because we have not discovered any mineral deposits on our claims, it is impossible to assess the impact of any capital expenditures on our future earnings or competitive position.

If we commence any additional exploration, the costs of obtaining permits and complying with environmental laws will likely be greater than in our initial exploration program because the impact on the Leamington Property will likely be greater. We may be required to conduct an environmental review process under the Environmental Assessment Act (British Columbia) if we decide to proceed with any substantial exploration.  An environmental review is not currently required under the Environmental Assessment Act to proceed with our initial exploration program on the Leamington Property.

We are also required to pay an annual fee of approximately $2,200 in order to keep the Leamington Property in good standing with the government of British Columbia.

Environmental Law

We are also subject to the larger HSR Code. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting health and safety, archaeological sites and exploration access. We are responsible for providing a safe working environment, not disrupting archaeological sites, and conducting our activities in a way that prevents unnecessary damage to the land.

We intend to secure all necessary exploration permits and, if we conclude that development is warranted on any claims, will file final plans of operation before we begin any mining operations. We do not anticipate discharging water into any active stream, creek, river, lake or any other body of water subject to any environmental laws or regulations, or disturbing the habitat of any endangered species. Restoration of any disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandoning the property. It is difficult to estimate the costs of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we begin our exploration program and assess it from an environmental standpoint.

We are currently in compliance with the HSR Code and plan to continue complying with this code. However, compliance with the HSR Code may adversely affect our business operations in the future.

Exploration stage companies are not required to comply with environmental matters, except as they relate to their exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface of the land to its previous condition upon abandoning the property. We cannot speculate on those costs in light of our ongoing plans to explore our claims. When, and if, we are ready to begin drilling, we will notify the British Columbia Chief Inspector of Mines who will require us to put a bond in place to provide some assurance that the property will eventually be restored to its original condition.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

However, we would have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.

Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the proposed two phases described above.

Research and Development

We have not spent any money on research and development activities since our inception. However, we anticipate that we will incur approximately $175,000 in exploration expenses over the next 12 months to carry out the first phase of our exploration program on the Leamington Property. Other than that, we have no current plans to spend any money on research and development, but that may change if we are successful in acquiring new property interests.

Employees

As of the date of this prospectus, we do not have any full-time or part-time employees. Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, works as a part-time consultant in the areas of management and business development. Guy Brusciano currently contributes approximately 30 hours per week to us.

We currently engage independent contractors in the areas of accounting, legal, consulting, management and auditing services. We plan to engage independent contractors in the areas of geological services, marketing, bookkeeping, investment banking and other services.

Transfer Agent

We have engaged Island Stock Transfer of 100 Second Avenue South, Suite 705S, St. Petersburg, Florida  33701 as our stock transfer agent.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office space is located at 4170 Still Creek Drive, Suite 200, Burnaby, B.C., Canada, V5C 6C6. Our telephone number is (604) 320-7877. We started paying $2,000 per month (which amount is payable every six months) in June, 2009, for the use of our principal executive office space, which is approximately 1000 square feet in size.

At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Leamington Property

Location and Access

The Leamington Property is located near the Similkameen Valley, 25 kilometers south of Keremeos, British Columbia. It consists of approximately 381 hectares and can be accessed from Highway 3 via Chopaka Road from the west by travelling 1 kilometer up the Roberts Creek logging road. This logging road cuts through the property.

Title

Effective June 25, 2008, we purchased four unpatented mining claims collectively known as the Leamington Property from Ron Schneider through our wholly owned subsidiary Cedar Creek Mines (British Columbia) Inc. Pursuant to the purchase agreement with Mr. Schneider, we acquired an undivided 100% interest in the Leamington Property in exchange for $2,914 (CDN $3,000), which consisted of the purchase price of $2,428 (CDN $2,500) and a service fee of approximately $486 (CDN $500).

Currently, the Leamington Property consists of approximately 381 hectares and includes the following three mineral claims:

BC Tenure Number	Tenure Type	Claim Name	Expiry Date	Area (hectares)
551027	Mineral	Leamington	February 2, 2011	21.162
573730	Mineral	SIS	January 14, 2011	42.318
585595	Mineral	GUY	June 2, 2011	317.416

The mineral claim named “Sisters” that formed part of the Leamington Property having BC Tenure Number 573664 expired on January 13, 2010 as the annual payment was not made on such claim, and therefore, such claim has been automatically forfeited back to the Province of British Columbia.

History of Operations

The previous owner of the Leamington Property completed some preliminary trenching and rock chip sampling on the claims. We are aware of significant activity in the geological region known as the “Similkameen granodiorite batholith” in which the Leamington Property is located.  However, we do not have a record of any other previous operations on the Leamington Property. More details on the “Similkameen granodiorite batholith” are provided in the “Mineralization” section below.

Mineralization

The “Similkameen granodiorite batholith” rock formation, in which the Leamington Property is located, is situated in the Similkameen region located in the south central Okanagan area of British Columbia. The Similkameen region rock formations, largely made up of granite-like rock, stand along the U.S.-Canada border and were likely created about 300 million years ago during the Mesozoic Era. These formations have a radius of approximately 40 kilometers and have historically produced metal oxides and carbonates which have been shown to contain fairly substantial amounts of platinum group metals such as ruthenium, rhodium, palladium, osmium, iridium and platinum.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  In addition, there are no proceedings in which any of our Directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We are authorized to issue 150,000,000 shares of common stock, at a par value of $0.00001 per share and 50,000,000 shares of preferred stock with a par value of $0.00001 per share.  As of August 31, 2010, there are 51,297,026 shares of Common Stock issued and outstanding and no preferred shares have been issued or are outstanding.  The number of record holders of Common Stock as of August 31, 2010, is approximately 53.

Market Information

The Company’s Common Stock is listed on the Over-the-Counter Bulletin Board under the symbol “CEDA”. The Company’s Common Stock has been listed under this symbol since June 1, 2010.

The following historical quotations obtained from online sources reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
May 31, 2010	$0.00	$0.00

As of August 31, 2010, the Company’s Common Stock has not yet traded and there is no price listed for its shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system and certain other requirements are met.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.  The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity and price of our common stock.  Therefore, stockholders may have difficulty selling those securities.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements they impose.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended May 31, 2010, we do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

•
On April 4, 2008, we issued an aggregate of 50,000,000 shares of our common stock to West Point Capital Inc., a company controlled by Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, at $0.00001 per share for cash proceeds of $500. These shares were issued without a prospectus pursuant to section 4(2) of the Securities Act.

•	On April 16, 2008, we issued an aggregate of 6,000 shares of our common stock to three non-U.S. investors at $0.25 per share in exchange for cash proceeds of $1,500.

•	On May 16, 2008, we issued an aggregate of 71,600 shares of our common stock to ten non-U.S. investors at $0.25 per share in exchange for cash proceeds of $17,900.

•
On May 16, 2008, we issued an aggregate of 498,400 shares of our common stock to ten non-U.S. investors in exchange for 498,400 shares of the common stock of Cedar Creek Mines Inc., our wholly owned subsidiary, pursuant to share exchange agreements. The 498,400 shares of Cedar Creek Mines Inc. were originally purchased for CDN $0.25 per share.

•
On May 28, 2008, we issued an aggregate of 152,000 shares of our common stock to six non-U.S. investors at $0.25 per share in exchange for cash proceeds of $38,000. Included in this issuance were 40,000 shares issued to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, at $0.25 per share in exchange for cash proceeds of $10,000.

•	On July 21, 2008, we issued an aggregate of 8,000 shares of our common stock to five non-U.S. investors at $0.25 per share in exchange for cash proceeds of $2,000.

•	On July 31, 2008, we issued an aggregate of 66,000 shares of our common stock to three non-U.S. investors at $0.25 per share in exchange for cash proceeds of $16,500.

•	On August 11, 2008, we issued 5,000 shares of our common stock to one non-U.S. investor at $0.25 per share in exchange for cash proceeds of $1,250.

•	On August 15, 2008, we issued 40,000 shares of our common stock to one non-U.S. investor at $0.25 per share in exchange for cash proceeds of $10,000.

•
On September 4, 2008, we issued 55,000 shares of our common stock to three non-U.S. investors at $0.25 per share in exchange for cash proceeds of $13,750. Included in this issuance were 20,000 shares issued to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, for cash proceeds of $5,000.

•	On June 12, 2009, we issued 14,000 shares or our common stock to three non-U.S. investors at $0.25 per share in exchange for cash proceeds of $3,500.

•	On June 22, 2009, we issued 93,000 shares of our common stock to ten non-U.S. investors at $0.25 per share in exchange for cash proceeds of $23,250.

•	On June 25, 2009, we issued 4,000 shares of our common stock to one non-U.S. investor at $0.25 per share in exchange for cash proceeds of $1,000.

•
On July 3, 2009, we issued 42,000 shares of our common stock to three non-U.S. investors at $0.25 per share in exchange for cash proceeds of $10,500. Included in this issuance were 20,000 shares issued to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and director, for cash proceeds of $5,000 and 6,000 shares of common stock issued to Karen Brusciano, the spouse of Guy Brusciano, for proceeds of $1,500.

•	On July 7, 2010, we issued 242,026 shares of our common stock to three individuals due to the closing of our private placement at $0.25 per share for total gross proceeds of $60,506.

Other than as described above, these shares were issued without a prospectus pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We intend to build our business by acquiring, exploring and developing mineral resource properties in the United States and Canada.  We currently own, through our wholly owned subsidiary CCMI, an undivided 100% interest in four mineral claims located near the Similkameen Valley, 25 kilometers south of Keremeos, British Columbia (the “Leamington Property”).  CCMI acquired our interest in the Leamington Property pursuant to a purchase agreement with Mr. Ron Schneider dated June 25, 2008.  In consideration for this interest, we paid Mr. Schneider approximately $2,914.  Our specific exploration plan for the Leamington Property, along with information regarding its location, accessibility, geology and history, is available under the headings “Item 1 - Business” and “Item 2 - Properties” hereinabove.

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

See “Item 1. Business” for details of our exploration programs.

Plan of Operations

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our registered independent auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property and any other acquired properties. Thus, cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company. We must raise cash to implement our project and stay in business.

Our exploration target is to find mineral bodies containing precious metals.  Our success depends upon finding mineralized material.  This will require a determination by a geological consultant as to whether any of our mineral properties currently owned and intended to be acquired contains reserves.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal.  If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of our Leamington Property in British Columbia, Canada, or any newly acquired properties.  If it turns out that we have not raised enough money to complete our anticipated exploration program, we will try to raise additional funds from equity or debt financing.  At the present time, we are in the process of attempting to raise additional money through equity financing and there is no assurance that we will raise additional money in the future.  If we require additional money and are unable to raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our current or any newly acquired properties and if any minerals which are found can be economically extracted and profitably processed.

Before mineral retrieval can begin, we must explore for and find mineralized material.  After that has occurred we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can't predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of our current properties.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money.  If we cannot or do not raise more money, we will cease operations.  If we are required to cease operations, we will investigate all other opportunities to maintain shareholder value.

We do not intend to hire additional employees at this time.  All of the work to be conducted on any newly acquired properties will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we plan to conduct research and exploration of our properties before we start production of any minerals we may find.  We are seeking equity financing to provide for the capital required to implement our research and exploration plans.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of May 31, 2010, we had total current assets of $13,776 and total assets of $14,200.  Our total current assets as of May 31, 2010 are comprised of cash in the amount of $13,776.  Our total current liabilities as of May 31, 2010 were $74,540 represented by accounts payable of $26,062, accrued liabilities of $17,811 and due to related party of $30,667.  As a result, on May 31, 2010, we had a working capital deficiency of $60,764.

Operating activities used $297,377 in cash for the period from inception (April 3, 2008) to May 31, 2010.  Our net loss of $347,679 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 3, 2008) to May 31, 2010, provided $80,830 from the acquisition of the subsidiary.  Net cash flows provided by financing activities for the period from inception (April 3, 2008) to May 31, 2010 was $230,323 represented as proceeds from the sale of our common stock of $139,650, subscriptions received for the purchase of our common stock of $60,506 and advances from related party of $30,167.

As of the date of this annual report, we have yet to generate any revenues.

Results of Operation

Fiscal Year Ended May 31, 2010

Management fees: Management fees were $30,000 and $30,000 for the fiscal years ended May 31, 2010, and 2009, respectively.

Professional fees: Professional fees were $75,132 and $54,115 for the fiscal years ended May 31, 2010, and 2009, respectively. The increase in professional fees was related to the increase in activity and the filing of the Company’s registration statement as well as periodic reports during the fiscal year ended May 31, 2010.

General and administrative fees: General and administrative expenses were $25,419 and $49,087 for the fiscal years ended May 31, 2010, and 2009, respectively.  The decrease in general and administrative expenses was a result of less travel expenses in 2010.

Mineral property expenses: Mineral property expenses were $2,100 and $2,914 for the fiscal years ended May 31, 2010, and 2009, respectively.

Net Loss: Net loss was $132,651 and $136,116 for the fiscal years ended May 31, 2010, and 2009, respectively. This decrease in net loss of $3,465 resulted primarily from a decrease in general and administrative expenses that was greater than the increase in professional fees by $2,651 during the fiscal year ended May 31, 2010.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

We have negative working capital, have not yet received revenues from sales of products or services, and have recurring losses from operations.  Our continuation as a going concern is dependent upon us attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
INDEX

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 – F3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-12

The accompanying notes are an integral part of these consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cedar Creek Mines Ltd.
 (A Development Stage Company)

We have audited the accompanying balance sheet of Cedar Creek Mines Ltd. as of May 31, 2010, and the related statements of expenses, cash flows and changes in stockholders’ deficit for the period from April 3, 2008 (inception) through May 31, 2010. These financial statements are the responsibility of Cedar Creek’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Cedar Creek is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Cedar Creek’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Creek Mines Ltd., as of May 31, 2010, and the results of its operations and its cash flows for the period from April 3, 2008 (inception) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cedar Creek Mines Ltd. will continue as a going concern. As discussed in Note 3 to the financial statements, Cedar Creek has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas
September 13, 2010

The accompanying notes are an integral part of these consolidated financial statements

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cedar Creek Mines Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Cedar Creek Mines Ltd. (an exploration stage company) as of May 31, 2009 and May 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended May 31, 2009, for the period April 3, 2008 (date of inception) through May 31, 2008 and for the period April 3, 2008 (date of inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Creek Mines Ltd. (an exploration stage company) as of May 31, 2009 and May 31, 2008 and the results of its operations and cash flows for the year ended May 31, 2009, for the period April 3, 2008 (date of inception) through May 31, 2008 and for the period April 3, 2008 (date of inception) through May 31, 2009, are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and has incurred an accumulated loss of $215,028 since inception. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
October 5, 2009

The accompanying notes are an integral part of these consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	May 31,
ASSETS	2010	2009

Current Assets
Cash	$13,776	$26,406
Prepaid expenses	–	9,198

Total Current Assets	13,776	35,604

Property and Equipment	424	1,061

Total Assets	$14,200	$36,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$26,062	$4,340
Accrued liabilities	17,811	17,381
Due to related party	30,667	14,639

Total Current Liabilities	74,540	36,360

Stockholders' Equity (Deficit)
Preferred Stock $0.00001 par value, 50,000,000 shares
Authorized; none issued & outstanding	–	–
Common stock, $0.00001 par value, 150,000,000 shares
authorized; 51,055,000 and 50,902,000 shares outstanding
at May 31, 2010 and 2009, respectively	510	509
Additional paid in capital	226,323	188,074
Common stock subscribed	60,506	26,750
Accumulated deficit during the exploration stage	(347,679)	(215,028)

Total Stockholders' Equity (Deficit)	(60,340)	305

Total Liabilities and Stockholders' Equity (Deficit)	$14,200	$36,665

The accompanying notes are an integral part of these consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations

			For the Period
			April 3,
	For the	For the	2008
	Year Ended	Year Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

REVENUES	$–	$–	$–

OPERATING EXPENSES
Management fees	30,000	30,000	71,315
Professional fees	75,132	54,115	185,839
General and administrative	25,419	49,087	84,840
Incorporation cost	–	–	671
Mineral property costs	2,100	2,914	5,014

Total operating expenses	132,651	136,116	347,679

NET LOSS	$(132,651)	$(136,116)	$(347,679)

NETLOSS PER COMMON SHARE
Basic and Diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	51,045,000	50,855,000

The accompanying notes are an integral part of these consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the period from April 3, 2008 (Inception) to May 31, 2010

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
	$0.00001 Par Value		Paid in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Inception April 3, 2008	50,000,000	$500	$–	$–	$–	$500
April 16, 2008 – common shares
issued for cash at $0.25 per share	6,000	–	1,500	–	–	1,500
May 16, 2008 – common shares
issued for cash at $0.25 per share	71,600	1	17,899	–	–	17,900
May 16, 2008 – common shares
issued to acquire subsidiary	498,400	5	87,178	–	–	87,183
May 28, 2008 – common shares
issued for cash at $0.25 per share	152,000	1	37,999	–	–	38,000
Net loss for period April 3, 2008
(inception) to May 31, 2008	–	–	–	–	(78,912)	(78,912)
Balance as of May 31, 2008	50,728,000	507	144,576	–	(78,912)	66,171
July 21, 2008 – common shares
issued for cash at $0.25 per share	8,000	–	2,000	–	–	2,000
July 31, 2008 – common shares
issued for cash at $0.25 per share	66,000	1	16,499	–	–	16,500
August 11, 2008 – common shares
issued for cash at $0.25 per share	5,000	–	1,250	–	–	1,250
August 15, 2008 – common shares
issued for cash at $0.25 per share	40,000	–	10,000	–	–	10,000
September 4, 2008 – common shares
issued for cash at $0.25 per share	55,000	1	13,749	–	–	13,750
Common stock subscribed	–	–	–	26,750	–	26,750
Net loss for year	–	–	–	–	(136,116)	(136,116)
Balance as of May 31, 2009	50,902,000	$509	$188,074	$26,750	$(215,028)	$305
June 12, 2009 – common shares
issuance of subscribed stock at $0.25 per share	14,000	–	3,500	(3,500)	–	–
June 22, 2009 – common shares
Issuance of subscribed stock at $0.25 per share	93,000	1	23,249	(23,250)	–	–
June 25, 2009 – common shares
issued for cash at $0.25 per share	4,000	–	1,000	–	–	1,000
July 3, 2009 – common shares
issued for cash at $0.25 per share	42,000	–	10,500	–	–	10,500
Common stock subscribed	–	–	–	60,506	–	60,506
Net loss for year	–	–	–	–	(132,651)	(132,651)
Balance as of May 31, 2010	51,055,000	$510	$226,323	$60,506	$(347,679)	$(60,340)

The accompanying notes are an integral part of these consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			April 3,
	For the	For the	2008
	Year Ended	Year Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(132,651)	$(136,116)	$(347,679)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation	637	637	1,300
Changes in operating assets and liabilities:
Prepaid expenses	9,198	(6,698)	–
Accounts payable	21,722	(8,394)	25,591
Accrued liabilities	430	2,381	17,811
Employee advances	–	3,000	5,600

Net cash used by operating activities	(100,664)	(145,190)	(297,377)

Cash flows from investing activities
Acquisition of subsidiary	–	–	80,830

Net cash provided by investing activities	–	–	80,830

Cash flows from financing activities
Issuance of shares	11,500	43,500	112,900
Common stock subscribed	60,506	26,750	87,256
Advances from related party	16,028	14,139	30,167

Net cash provided by financing activities	88,034	84,389	230,323

Net increase (decrease) in cash	(12,630)	(60,801)	13,776

Cash and cash equivalents, beginning of period	26,406	87,207	–

Cash and cash equivalents, end of period	$13,776	$26,406	$13,776

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

■ NOTE 1 – NATURE OF BUSINESS

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at May 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

e)	Use of Estimates

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2010 and 2009, the Company has no dilutive potential shares outstanding.

g)	Mineral Property Costs

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

As of the date of these consolidated financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

h)	Income Taxes

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

i)	Financial Instruments

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

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Long-Lived Assets

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

k	Foreign Currency Translation

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

l)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has accumulated losses of $347,679 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, consisting of computer equipment, is stated at cost and is depreciated using the straight-line method over the estimated lives of the related assets of three years.

			Net Carrying Value
	Cost $	Accumulated Depreciation $	May 31, 2010 $	May 31, 2009 $

Computer hardware	1,910	1,486	424	1,061

NOTE 5 – DUE TO RELATED PARTY

a)	At May 31, 2010, the Company is indebted to its President for $30,667 (2009 - $14,639) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	During the year ended May 31, 2010, the Company expensed $30,000 (2009 - $30,000) for management services provided by the President of the Company pursuant to the agreement described in Note 8.

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 – MINERAL PROPERTY

On June 25, 2008, the Company purchased four mineral claims located in British Columbia, Canada, for $2,914 (CDN $3,000). During the year ended May 31, 2010, the Company incurred $2,100 in exploration expenses.  However, the Company currently only has an interest in three mineral claims as the mineral claim named “Sisters” having BC Tenure Number 573664 expired on January 13, 2010 as the annual payment was not made on such claim, and therefore, such claim has been automatically forfeited back to the Province of British Columbia.

NOTE 7 – COMMON STOCK

a)
On June 12, 2009, the Company issued 14,000 shares at $0.25 per share under Regulation S of the Securities Act of 1933 for cash of $3,500, of which $3,500 was included in common stock subscribed at May 31, 2009.

b)	On June 22, 2009, the Company issued 93,000 shares at $0.25 per share under Reg S for cash of $23,250, of which $23,250 was included in common stock subscribed at May 31, 2009.

c)	On June 25, 2009, the Company issued 4,000 shares at $0.25 per share under Reg S for cash of $1,000.

d)	On July 3, 2009, the Company issued 42,000 shares at $0.25 per share under Reg S for cash of $10,500.

e)	On July 7, 2010, the Company issued 242,026 shares at $0.25 per share for cash of $60,506 which was included in common stock subscribed at May 31, 2010.

NOTE 8 – PREFERRED STOCK

The Company has 50,000,000 shares of preferred stock authorized under its Articles of Incorporation, and as of May 31, 2010, no preferred stock shares have been issued. The Board of Directors has the power, without further action by the Company’s Stockholders, to determine the relative rights, preferences, privileges and restrictions of the preferred stock, and to issue the preferred stock in one or more series’ as determined by the Board of Directors. The designation of rights, preferences, privileges and restrictions could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the Company’s Stockholders of the common stock or the preferred stock of any other series.

NOTE 9 – COMMITMENT

On April 3, 2008, the Company entered into a Management Agreement with its President who will provide management services for $2,500 per month. The agreement may be terminated by either party by providing two months notice. During the year ended May 31, 2010, the Company expensed $30,000 (2009 - $30,000) in management fees pursuant to the agreement.

NOTE 10 – INCOME TAXES

The components of the net deferred tax asset at May 31, 2010 and 2009 consist of:

	May 31, 2010	May 31, 2009

Net operating loss carry-forward	$(129,684)	$(83,576)

Valuation allowance	129,684	83,576

Net deferred income tax asset	$–	$–

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES (continued)

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At May 31, 2010, the Company has a net operating loss carry-forward of $371,320 which expires through fiscal 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

NOTE 11 – SUBSEQUENT EVENT

On July 7, 2010, the Company issued 242,026 common shares at $0.25 per share for cash of $60,506 which was included in common stock subscribed at May 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2010, we dismissed Kempisty & Company Certified Public Accountants, P.C., our independent registered public accounting firm (“K&Co”), and appointed MaloneBailey,LLP (“MB”) effective as of January 1, 2010.  On January 19, 2010, K&Co resigned as our independent registered public accounting firm and, with the approval of our Audit Committee of our Board of Directors, MB was engaged as our independent registered public accounting firm. The company was notified by K&Co that certain partners and employees of K&Co would be providing services for MB, which would also be sharing office space with K&Co in its New York office.

K&Co performed audit of our consolidated financial statements for the fiscal year ended May 31, 2009.  K&Co’s report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended May 31, 2009 and May 31, 2008 and the subsequent interim period up through the January 19, 2010, there were no (i) disagreements between us and K&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused K&Co to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of May 31, 2010.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and our consolidated subsidiaries that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

As of May 31, 2010 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of May 31, 2010:

Name	Age	Positions and Offices Held
Guy Brusciano(1)	53	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer & Director
Anthony William Howland-Rose(2)	70	Director
Notes:
(1)	Mr. Brusciano was appointed as a director and appointed the President, CEO, CFO, Principal Accounting Officer and Treasurer of the Company on April 3, 2008.
(2)	Mr. Howland-Rose was appointed as a director of the Company on July 7, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Mr. Guy Brusciano has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company since our inception on April 3, 2008. He has over 19 years of experience in business development and management. From 1989 to present, Guy Brusciano has been acting as a consultant doing business as West Point Capital, a business development and venture capital service provider. In July 2002, Guy Brusciano founded Nano Spider Technology Inc., a private company incorporated in the Province of British Columbia, and in April 2007, Guy Brusciano founded Nano Spider Technology Inc., a private company incorporated in the State of Delaware. Guy Brusciano has been the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director of both Nano Spider Technology Inc. companies since their inception. Both Nano Spider Technology Inc. companies are in the development stage and intend to participate in the nanotechnology industry by investing and acquiring technology, applications and equipment. In 2007, Guy Brusciano founded Cedar Creek Mines Inc. to engage in the acquisition of mineral exploration properties; this company was eventually acquired by us through a share exchange with its stockholders. In September, 2008, Guy Brusciano founded and became the President, CEO and a director of the following private companies: Great Panda Bear Exploration Inc., a mineral exploration company, Clean Tech Energy Inc, a company engaged in the development of environmental products, Jetta Water Energy Wave Corp., a company engaged in the development of electric generators, China Solutions Corp., an import and export company, West Point Security Ltd., a company engaged in the provision of security guards, and Beijing China Investment Trust, an investment fund.

Guy Brusciano is not currently a director of any other public company or any company registered as an investment company.

Mr. Anthony William Howland-Rose, MSc, DIC, FGS, FIMMM, FAusIMM, FAIG, MAICD, CEng, has been a director of the Company since July 7, 2009. Mr. Howland-Rose is a qualified geophysicist with extensive experience in mining exploration and has contributed to major discoveries in Australia including the Mt. Windara and South Mt. Keith nickel deposit in Western Australia, the Elura lead zinc deposit in New South Wales and the Sandy Flat Redbank Copper Project in the Northern Territory McArthur River Basin. From January, 1994, to April, 2008, Mr. Howland-Rose acted as Executive Chairman of Allegiance Resources NL (a company formerly listed on the ASX which was acquired by Zinifex Australia Limited, a wholly owned subsidiary of Oxiana Limited) where he was involved in the Avebury nickel discovery (1998), drilling work, completing a feasibility study and arranging equity and Bank financing. Mr. Howland-Rose was awarded the 2007 Prospector of the Year award of Allegiance Resources NL for the Avebury Nickel Discovery in Tasmania. From April, 2008, to present, Mr. Howland-Rose has been involved in family business managing family assets. Mr. Howland-Rose earned his Bachelor of Science (Hons) in Geology from Queen’s University of Belfast in 1962 and his Master of Science in Applied Geophysics from London University in 1966.

Mr. Howland-Rose is not currently an officer or director of any other public company or any company registered as an investment company.

Involvement in Certain Legal Proceedings

Except as disclosed below, we are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Mr. Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Principal Accounting Officer and a director was charged with two counts of assault with a weapon contrary to section 267(a) of the Canadian Criminal Code. On December 11, 2008, Guy Brusciano plead guilty at trial to a single charge of assault with a weapon for which the Provincial Court of British Columbia adjudged that Guy Brusciano pay CDN $50.00 and receive a suspended sentence and probation order of eighteen (18) months. This event with Guy Brusciano does not prevent or impair his ability to serve us in his current capacity.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of May 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee

At the present time, the Company’s audit committee consists of all the members of our Board of Directors (Messrs. Guy Brusciano and Anthony Howland-Rose).  Mr. Howland-Rose is the sole independent member of this committee.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Nomination Committee

At the present time, we do not have a nomination committee.  We intend to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed May 31, 2010, 2009 and 2008:

Name and principal position	Year	Salary ($)			Bonus ($)		Stock awards ($)		Option awards ($)		Nonequity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)	Total ($)
(a)	(b)	(c)			(d)		(e)		(f)		(g)		(h)		(i)	(j)
Guy Brusciano	2010(1)	$30,000	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$30,000
President, CEO, CFO,	2009(1)	$30,000	(3)	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$30,000
PAO, Treasurer, Director	2008(2)	$5,000	(3)		$2,189	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$7,189
Notes:
(1)	Year ended May 31.
(2)	From our inception on April 3, 2008 to May 31, 2008.
(3)	Paid as management fees.

Narrative Disclosure to the Summary Compensation Table

On April 3, 2008, we entered into a management agreement with Guy Brusciano whereby we engaged Guy Brusciano as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Secretary (Guy Brusciano subsequently resigned as our Secretary). In exchange for his services, we agreed to pay Guy Brusciano a monthly salary of $2,500, and to compensate him with options at the discretion of our Board of Directors. The agreement may be terminated on two months notice by either us or Guy Brusciano.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any options or stock appreciation rights to our named executive officers or directors from our inception on April 3, 2008, to May 31, 2010.

Retirement Benefits and Change of Control

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors or a committee thereof.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended May 31, 2010 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Guy Brusciano	See above	See above	See above	See above	See above	See above	See above
Anthony William Howland-Rose	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2010 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 51,297,026 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *		Percent of Common Stock(1)

Guy Brusciano c/o 4170 Still Creek Drive, Suite 200, Burnaby, BC, Canada V5C 6C6	President, CEO, CFO, Principal Accounting Officer, Treasurer and Director	50,086,000	(2)	97.6%

Anthony William Howland-Rose 130 Fullers Road Sydney, NSW, Australia 2007	Director	Nil		Nil %

Directors and Executive Officers as a group (2 persons)		50,086,000		97.6%
Notes:
(1)
Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)
This figure includes 50,000,000 shares held by West Point Capital Inc., a company over which Guy Brusciano has sole voting and investment control, 80,000 shares are held directly by Guy Brusciano and 6,000 shares are held by Karen Brusciano, Guy Brusciano’s spouse.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended May 31, 2010, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

On April 4, 2008, we issued 50,000,000 shares of our common stock at $0.00001 per share to West Point Capital Inc. in exchange for cash proceeds of $500. West Point Capital Inc. is a company over which Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, has sole voting and investment control.

On May 28, 2008, we issued 40,000 shares of our common stock at $0.25 per share to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, for cash proceeds of $10,000.

On September 4, 2008, we issued 20,000 shares of our common stock at $0.25 per share to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, for cash proceeds of $5,000.

On June 22, 2009, we issued 12,000 shares of our common stock at $0.25 per share to Matthew Brusciano, our Secretary (non-executive officer), for cash proceeds of $3,000.

On July 3, 2009 we issued 20,000 shares of our common stock at $0.25 per share to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, for cash proceeds of $5,000 and we issued 6,000 shares of our common stock at $0.25 per share to Karen Brusciano, Guy Brusciano’s spouse.

As of May 31, 2010, we were indebted $30,667 (2009 - $14,639) to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, for expenditures paid on our behalf. This amount is unsecured, non-interest bearing and due on demand.

From inception (April 3, 2008) up to May 31, 2010, we have expensed a total of $71,315, which includes a bonus payment of $2,189, to Guy Brusciano, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director of the Company, for management services pursuant to a management agreement dated April 3, 2008.  Pursuant to this agreement, Guy Brusciano is to provide management services to the Company in consideration of $2,500 per month.

Director Independence

As of the date of this annual report, our common stock is listed for trading on the OTC Bulletin Board (the “OTCBB”). The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have one of our two directors that would qualify as an independent director under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended May 31, 2010, and 2009.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2010	$10,000	Nil	Nil	Nil
2009	$8,000	Nil	Nil	Nil
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Certificate of Incorporation.
3.2(1)	Bylaws.
10.1(1)	Form of Share Exchange Agreement with shareholders of Cedar Creek Mines Inc.
10.2(1)	Management Agreement with Guy Brusciano, dated April 3, 2008
10.3(1)	Purchase Agreement between Cedar Creek Mines Inc. and Ron Schneider, dated June 25, 2008
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
99.1(1)	Form of Subscription Agreement related to Regulation S private placements
99.2(1)	Share Subscription Agreement with West Point Capital Inc. dated April 4, 2008
99.3(1)	Share Subscription Agreement with Guy Brusciano dated May 28, 2008
99.4(1)	Share Subscription Agreement with Guy Brusciano dated September 4, 2008
99.5(1)	Share Subscription Agreement with Matthew Brusciano dated June 22, 2009
99.6(1)	Share Subscription Agreement with Guy Brusciano dated July 3, 2009

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on July 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of September, 2010.

CEDAR CREEK MINES LTD. (Registrant)
By:	/s/ Guy Brusciano
Guy Brusciano
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guy Brusciano	President, CEO, CFO, Principal	September 13, 2010
Guy Brusciano	Accounting Officer, Treasurer and Director

/s/ Anthony Howland-Rose	Director	September 13, 2010
Anthony William Howland-Rose

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	33

31.2	Certificate pursuant to Rule 13a-14(a).	35

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	37

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	38