Form 10-Q
period 2010-08-31
Cedar Creek Mines Ltd.
filed 2010-10-20
CIK 1445196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ________________  to _______________

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

51,297,026 shares of common stock as of October 1, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	August 31,	May 31,
	2010	2010
ASSETS

Current Assets
Cash	$9,471	$13,776

Total Current Assets	9,471	13,776

Property and Equipment, net	265	424

Total Assets	$9,736	$14,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$28,443	$26,062
Accrued liabilities	16,111	17,811
Due to related party	38,076	30,667

Total Current Liabilities	82,630	74,540

Stockholders' Deficit
Preferred Stock: $0.00001 par value, 50,000,000 shares
Authorized; none issued and outstanding	–	–
Common stock: $0.00001 par value, 150,000,000 shares authorized;
51,297,026 and 51,055,000 shares outstanding at August 31, 2010
and May 31, 2010, respectively	512	510
Additional paid in capital	286,827	226,323
Common stock subscribed	15,000	60,506
Accumulated deficit during the exploration stage	(375,233)	(347,679)

Total Stockholders' Deficit	(72,894)	(60,340)

Total Liabilities and Stockholders' Deficit	$9,736	$14,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the Period
	Three Months Ended	Three Months Ended	April 3, 2008 (Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010

OPERATING EXPENSES
Management fees	7,500	7,500	78,815
Professional fees	11,957	38,305	197,796
General and administrative	8,097	9,010	92,937
Incorporation cost	–	–	671
Mineral property costs	–	–	5,014

Total operating expenses	27,554	54,815	375,233

NET LOSS	$(27,554)	$(54,815)	$(375,233)

NET LOSS PER COMMON SHARE
Basic and Diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,200,000	51,015,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the three months ended August 31, 2010
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
	$0.00001 Par Value		Paid in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance as of May 31, 2010	51,055,000	$510	$226,323	$60,506	$(347,679)	$(60,340)
July 7, 2010 – common shares
Issuance of subscribed stock at $0.25 per share	242,026	2	60,504	(60,506)	–	–
Common stock subscribed	–	–	–	15,000	–	15,000
Net loss for period	–	–	–	–	(27,554)	(27,554)
Balance as of August 31, 2010 (Unaudited)	51,297,026	$512	$286,827	$15,000	$(375,233)	$(72,894)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period
	Three Months Ended	Three Months Ended	April 3, 2008 (Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(27,554)	$(54,815)	$(375,233)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	159	159	1,459
Changes in operating assets and liabilities:
Prepaid expenses	–	8,937	–
Accounts payable	2,381	20,553	27,972
Accrued liabilities	(1,700)	(8,350)	16,111
Employee advances	–	–	5,600

Net cash used by operating activities	(26,714)	(33,516)	(324,091)

Cash flows from investing activities
Acquisition of subsidiary	–	–	80,830

Net cash provided by investing activities	–	–	80,830

Cash flows from financing activities
Issuance of shares	–	38,250	112,900
Common stock subscribed	15,000	(26,750)	102,256
Advances from related party	7,409	128	37,576

Net cash provided by financing activities	22,409	11,628	252,732

Net increase (decrease) in cash	(4,305)	(21,888)	9,471

Cash and cash equivalents, beginning of period	13,776	26,406	–

Cash and cash equivalents, end of period	$9,471	$4,518	$9,471

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures as at and for the three months ended August 31, 2010 are unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has accumulated losses of $375,233 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DUE TO RELATED PARTY

a)
At August 31, 2010, the Company is indebted to the President of the Company for $38,076 (May 31, 2010 – $30,667) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	During the period ended August 31, 2010, the Company expensed $7,500 (2009 – $7,500) for management services provided by the President of the Company.

NOTE 4 – COMMON STOCK

a)	On July 7, 2010, the Company issued 242,026 common shares at a price of $0.25 per share for cash proceeds of $60,506 which was included in common stock subscribed at May 31, 2010.

b)	On August 6, 2010, the Company received subscriptions of 60,000 shares of common stock.at $0.25 per share for cash proceeds of $15,000.

NOTE 5 – SUBSEQUENT EVENT

On September 3, 2010, the Company received subscriptions of 32,000 common shares at $0.25 per share for cash proceeds of $8,000.

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

We intend to build our business by acquiring, exploring and developing mineral resource properties in the United States and Canada.  We currently own, through our wholly owned subsidiary CCMI, an undivided 100% interest in four mineral claims located near the Similkameen Valley, 25 kilometers south of Keremeos, British Columbia (the “Leamington Property”).  CCMI acquired our interest in the Leamington Property pursuant to a purchase agreement with Mr. Ron Schneider dated June 25, 2008.  In consideration for this interest, we paid Mr. Schneider approximately $2,914.  Our specific exploration plan for the Leamington Property, along with information regarding its location, accessibility, geology and history, is available under the headings “Item 1 - Business” and “Item 2 - Properties” in our Form 10-K filed on EDGAR on September 13, 2010, and which is incorporated herein by reference.

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

We have only recently begun operations. We have not generated any revenues from our business activities and we do not expect to generate revenues for the foreseeable future. For the next 12 months we plan to spend approximately $347,200 to maintain our operations, carry out the first phase of an exploration program on the Leamington Property and acquire interests in other exploration stage properties in Canada and the United States.  Since our inception, we have incurred operational losses.

Plan of Operations

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

Liquidity and Capital Resources

As of August 31, 2010, we had total current assets of $9,471 and total assets of $9,736.  Our total current assets as of August 31, 2010 are comprised of cash in the amount of $9,471.  Our total current liabilities as of August 31, 2010 were $82,630 represented by accounts payable of $28,443, accrued liabilities of $16,111 and due to related party of $38,076.  As a result, on August 31, 2010, we had a working capital deficiency of $73,159.

Operating activities used $324,091 in cash for the period from inception (April 3, 2008) to August 31, 2010.  Our net loss of $375,233 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 3, 2008) to August 31, 2010, provided $80,830 from the acquisition of the subsidiary.  Net cash flows provided by financing activities for the period from inception (April 3, 2008) to August 31, 2010 was $252,732 represented as proceeds from the sale of our common stock of $112,900, subscriptions received for the purchase of our common stock of $102,256 and advances from related party of $37,576.

As of the date of this quarterly report, we have yet to generate any revenues.

Results of Operation

Three Month Period Ended August 31, 2010

Management fees:  Management fees were $7,500 and $7,500 for the three months ended August 31, 2010 and 2009, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $8,097 and $9,010 for the three months ended August 31, 2010 and 2009, respectively.  General and administrative expenses decreased for the three month period ended August 31, 2010, as the Company was less active during this period.

Professional fees:  Professional fees were $11,957 and $38,305 for the three months ended August 31, 2010 and 2009, respectively.  The decrease in professional fees was a result of the decreased activities of the Company during the three month period ended August 31, 2010.

Net Loss:  Net loss was $27,554 and $54,815 for the three months ended August 31, 2010 and 2009, respectively.  This decrease in net loss of $27,261 resulted primarily from an decrease in general and administrative expenses and professional fees of the Company during the three months ended August 31, 2010.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of August 31, 2010.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2010 management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2010.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(1)
we plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

(2)
we plan to appoint one or more outside directors to our Board of Directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

N/A.

ITEM 5. OTHER INFORMATION

On August 6, 2010, we received gross proceeds of $15,000 from one individual for the purchase of 60,000 shares of our common stock at a price of $0.25 per share.  In addition, on September 3, 2010, we received gross proceeds of $8,000 from one individual for the purchase of 32,000 shares of our common stock at a price of $0.25 per share.  We believe that the issuance of such shares when issued will be exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), and/or section 4(2) of the Act as the securities will be issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

The funds received from the investors mentioned above have been or will be used for general corporate purposes.

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

CEDAR CREEK MINES LTD. (Registrant)
Date: October 20, 2010	By: /s/ Guy Brusciano
Guy Brusciano
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial officer)