Form 10-Q
period 2010-11-30
Cedar Creek Mines Ltd.
filed 2011-01-19
CIK 1445196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                  to

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
☐ Yes                 ☐ No*

*The registrant has not yet been phased into the interactive data requirements.

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

51,469,026 shares of common stock as of January 17, 2011.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
INDEX

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	November 30,	May 31,
ASSETS	2010	2010

Current Assets
Cash	$13,880	$13,776

Total Current Assets	13,880	13,776

Property and Equipment, net	106	424

Total Assets	$13,986	$14,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$54,517	$26,062
Accrued liabilities	308	17,811
Due to related party	37,376	30,667

Total Current Liabilities	92,201	74,540

Stockholders' Deficit
Preferred Stock: $0.00001 par value, 50,000,000 shares
Authorized; none issued and outstanding	–	–
Common stock: $0.00001 par value, 150,000,000 shares authorized;
51,297,026 and 51,055,000 shares outstanding at November 30, 2010
and May 31, 2010, respectively	512	510
Additional paid in capital	286,827	226,323
Common stock subscribed	43,000	60,506
Accumulated deficit during the exploration stage	(408,554)	(347,679)

Total Stockholders' Deficit	(78,215)	(60,340)

Total Liabilities and Stockholders' Deficit	$13,986	$14,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the	For the	For the Period
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	April 3, 2008 (Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009	2010

OPERATING EXPENSES
Management fees	7,500	7,500	15,000	15,000	86,315
Professional fees	13,653	14,609	25,610	52,914	211,449
General and administrative	12,168	4,188	20,265	13,198	105,105
Incorporation cost	–	–	–	–	671
Mineral property costs	–	–	–	–	5,014

Total operating expenses	33,321	26,297	60,875	81,112	408,554

NET LOSS	(33,321)	(26,297)	(60,875)	(81,112)	(408,554)

NET LOSS PER COMMON SHARE
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	51,297,000	51,055,000	51,248,000	51,035,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the six months ended November 30, 2010
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
	$0.00001 Par Value		Paid in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance as of May 31, 2010	51,055,000	$510	$226,323	$60,506	$(347,679)	$(60,340)
July 7, 2010 – common shares
Issuance of subscribed stock at $0.25 per share	242,026	2	60,504	(60,506)	–	–
Common stock subscribed	–	–	–	43,000	–	43,000
Net loss for period	–	–	–	–	(60,875)	(60,875)
Balance as of November 30, 2010 (Unaudited)	51,297,026	$512	$286,827	$43,000	$(408,554)	$(78,215)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period
	Six Months Ended	Six Months Ended	April 3, 2008 (Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(60,875)	$(81,112)	$(408,554)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation	318	318	1,618
Changes in operating assets and liabilities:
Prepaid expenses	–	9,198	–
Accounts payable	28,455	34,926	54,046
Accrued liabilities	(17,503)	(1,447)	308
Employee advances	–	–	5,600

Net cash used by operating activities	(49,605)	(38,117)	(346,982)

Cash flows from investing activities
Acquisition of subsidiary	–	–	80,830

Net cash provided by investing activities	–	–	80,830

Cash flows from financing activities
Issuance of shares	–	38,250	112,900
Common stock subscribed	43,000	(26,750)	130,256
Advances from related party	6,709	5,306	36,876

Net cash provided by financing activities	49,709	16,806	280,032

Net increase (decrease) in cash	104	(21,311)	13,880

Cash and cash equivalents, beginning of period	13,776	26,406	–

Cash and cash equivalents, end of period	$13,880	$5,095	$13,880

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended November 30, 2010 are unaudited)

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has accumulated losses of $408,554 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DUE TO RELATED PARTY

a)
At November 30, 2010, the Company is indebted to the President of the Company for $37,376 (May 31, 2010 – $30,667) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	During the period ended November 30, 2010, the Company expensed $15,000 (2009 – $15,000) for management services provided by the President of the Company.

NOTE 4 – COMMON STOCK

a)	On July 7, 2010, the Company issued 242,026 common shares at a price of $0.25 per share for cash proceeds of $60,506 which was included in common stock subscribed at May 31, 2010.

b)	On August 6, 2010, the Company received subscriptions of 60,000 shares of common stock at $0.25 per share for cash proceeds of $15,000. The shares were issued on January 5, 2011. Refer to Note 5.

c)	On September 3, 2010, the Company received subscriptions of 32,000 shares of common stock at $0.25 per share for cash proceeds of $8,000. The shares were issued on January 5, 2011. Refer to Note 5.

d)	On October 22, 2010, the Company received subscriptions of 40,000 shares of common stock at $0.25 per share for cash proceeds of $10,000. The shares were issued on January 5, 2011. Refer to Note 5.

e)	On November 16, 2010, the Company received subscriptions of 40,000 shares of common stock at $0.25 per share for cash proceeds of $10,000. The shares were issued on January 5, 2011. Refer to Note 5.

NOTE 5 – SUBSEQUENT EVENT

On January 13, 2011, the Company issued 172,000 common shares at $0.25 per share for common stock subscribed.  Refer to Notes 4(b), (c), (d) and (e).

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

Liquidity and Capital Resources

As of November 30, 2010, we had total current assets of $13,880 and total assets of $13,986. Our total current assets as of November 30, 2010 are comprised of cash in the amount of $13,880. Our total current liabilities as of November 30, 2010 were $92,201 represented by accounts payable of $54,517, accrued liabilities of $308 and due to related party of $37,376. As a result, on November 30, 2010, we had a working capital deficiency of $78,321.

Operating activities used $346,982 in cash for the period from inception (April 3, 2008) to November 30, 2010. Our net loss of $408,554 was the primary component of our negative operating cash flow. Investing activities for the period from inception (April 3, 2008) to November 30, 2010, provided $80,830 from the acquisition of the subsidiary. Net cash flows provided by financing activities for the period from inception (April 3, 2008) to November 30, 2010 was $280,032 represented as proceeds from the sale of our common stock of $112,900, subscriptions received for the purchase of our common stock of $130,256 and advances from related party of $36,876.

As of the date of this quarterly report, we have yet to generate any revenues.

Results of Operation

Three Month Period Ended November 30, 2010

Management fees:  Management fees were $7,500 and $7,500 for the three months ended November 30, 2010 and 2009, respectively. These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $12,168 and $4,188 for the three months ended November 30, 2010 and 2009, respectively. General and administrative expenses increased for the three month period ended November 30, 2010, as the Company was more active during this period and had additional regulatory filings.

Professional fees:  Professional fees were $13,653 and $14,609 for the three months ended November 30, 2010 and 2009, respectively. The decrease in professional fees was a result of a slight decrease in professional services provided to the Company during the three month period ended November 30, 2010.

Net Loss:  Net loss was $33,321 and $26,297 for the three months ended November 30, 2010 and 2009, respectively. This increase in net loss of $7,024 resulted primarily from an increase in general and administrative expenses of the Company during the three months ended November 30, 2010.

Six Month Period Ended November 30, 2010

Management fees:  Management fees were $15,000 and $15,000 for the six months ended November 30, 2010 and 2009, respectively. These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $20,265 and $13,198 for the six months ended November 30, 2010 and 2009, respectively. General and administrative expenses increased for the six month period ended November 30, 2010, as the Company was more active during this period and had additional regulatory filings.

Professional fees:  Professional fees were $25,610 and $52,914 for the six months ended November 30, 2010 and 2009, respectively. The decrease in professional fees was a result of a decreased in professional services provided to the Company during the six month period ended November 30, 2010.

Net Loss:  Net loss was $60,875 and $81,112 for the six months ended November 30, 2010 and 2009, respectively. This decrease in net loss of $20,237 resulted primarily from a decrease in professional fees of the Company during the six months ended November 30, 2010.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of November 30, 2010.

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

As of November 30, 2010 management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2011, we issued 172,000 shares of our common stock to four individuals due to the closing of our private placement at $0.25 per share for total gross proceeds of $43,000. We believe that the issuance of such shares is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), and/or section 4(2) of the Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

The funds received from the closing of the $0.25 private placement mentioned above have been or will be used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

N/A.

ITEM 5. OTHER INFORMATION

On January 13, 2011, we issued 172,000 shares of our common stock to four individuals due to the closing of our private placement at $0.25 per share for total gross proceeds of $43,000. We believe that the issuance of such shares is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), and/or section 4(2) of the Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

The funds received from the closing of the $0.25 private placement mentioned above have been or will be used for general corporate purposes.

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

CEDAR CREEK MINES LTD. (Registrant)
Date: January 19, 2011	By: /s/ Guy Brusciano
Guy Brusciano
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial officer)