Form 10-Q
period 2011-02-28
Cedar Creek Mines Ltd.
filed 2011-04-15
CIK 1445196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                  to

Commission File Number:            333-160552

CEDAR CREEK MINES LTD.
(Exact name of Registrant as specified in its charter)

Delaware	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4170 Still Creek Drive, Suite 200 Burnaby, British Columbia, Canada (Address of principal executive offices)	V5C 6C6 (Zip Code)

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

51,469,026 shares of common stock as of April 8, 2011.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

CEDAR CREEK MINES LTD.
(AN EXPLORATION STAGE COMPANY)

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	February 28,	May 31,
	2011	2010
ASSETS

Current Assets
Cash	$2,743	$13,776

Total Current Assets	2,743	13,776

Property and Equipment	–	424

Total Assets	$2,743	$14,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$59,220	$26,062
Accrued liabilities	7,985	17,811
Due to related party	40,517	30,667

Total Current Liabilities	107,722	74,540

Stockholders' Deficit
Preferred Stock: $0.00001 par value, 50,000,000 shares Authorized; none issued and outstanding	–	–
Common stock: $0.00001 par value, 150,000,000 shares authorized; 51,469,026 and 51,055,000 shares outstanding at February 28, 2011 and May 31, 2010, respectively	514	510
Additional paid in capital	329,825	226,323
Common stock subscribed	–	60,506
Accumulated deficit during the exploration stage	(435,318)	(347,679)

Total Stockholders' Deficit	(104,979)	(60,340)

Total Liabilities and Stockholders' Deficit	$2,743	$14,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the	For the	For the Period
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	April 3, 2008 (Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
Management fees	7,500	7,500	22,500	22,500	93,815
Professional fees	9,435	14,684	35,045	67,598	220,884
General and administrative	9,463	6,838	29,728	20,036	114,568
Incorporation cost	–	–	–	–	671
Mineral property costs	366	2,100	366	2,100	5,380

Total operating expenses	26,764	31,122	87,639	112,234	435,318

NET LOSS	(26,764)	(31,122)	(87,639)	(112,234)	(435,318)

NET LOSS PER COMMON SHARE
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,385,000	51,055,000	51,293,000	51,041,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit
For the nine months ended February 28, 2011
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
	$0.00001 Par Value		Paid in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance as of May 31, 2010	51,055,000	$510	$226,323	$60,506	$(347,679)	$(60,340)

July 7, 2010 – common shares

Issuance of subscribed stock at $0.25 per share	242,026	2	60,504	(60,506)	–	–

January 13, 2011 – common shares

Issuance of stock at $0.25 per share	172,000	2	42,998	–	–	43,000

Net loss for period	–	–	–	–	(87,639)	(87,639)

Balance as of February 28, 2011 (Unaudited)	51,469,026	$514	$329,825	$–	$(435,318)	$(104,979)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period
	Nine Months Ended	Nine Months Ended	April 3, 2008 (Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(87,639)	$(112,234)	$(435,318)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation	424	477	1,724
Changes in operating assets and liabilities:
Prepaid expenses	–	9,198	–
Accounts payable	33,158	28,037	58,749
Accrued liabilities	(9,826)	9,799	7,985
Employee advances	–	–	5,600

Net cash used by operating activities	(63,883)	(64,723)	(361,260)

Cash flows from investing activities
Acquisition of subsidiary	–	–	80,830

Net cash provided by investing activities	–	–	80,830

Cash flows from financing activities
Issuance of shares	43,000	11,500	243,156
Advances from related party	9,850	26,961	40,017

Net cash provided by financing activities	52,850	38,461	283,173

Net (decrease) increase in cash	(11,033)	(26,262)	2,743

Cash and cash equivalents, beginning of period	13,776	26,406	–

Cash and cash equivalents, end of period	$2,743	$144	$2,743

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cedar Creek Mines Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended February 28, 2011 are unaudited)

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has accumulated losses of $435,318 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DUE TO RELATED PARTY

a)
At February 28, 2011, the Company is indebted to the President of the Company for $40,517 (May 31, 2010 – $30,667) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	During the period ended February 28, 2010, the Company expensed $22,500 (2010 – $22,500) for management services provided by the President of the Company.

NOTE 4 – COMMON STOCK

a)	On July 7, 2010, the Company issued 242,026 common shares at a price of $0.25 per share for cash proceeds of $60,506 which was included in common stock subscribed at May 31, 2010.

b)	On January 13, 2011, the Company issued 172,000 common shares at a price of $0.25 per share for cash proceeds of $43,000.

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

Liquidity and Capital Resources

As of February 28, 2011, we had total current assets of $2,743 and total assets of $2,743.  Our total current assets as of February 28, 2011 are comprised of cash in the amount of $2,743.  Our total current liabilities as of February 28, 2011 were $107,722 represented by accounts payable of $59,220, accrued liabilities of $7,985 and due to related party of $40,517.  As a result, on February 28, 2011, we had a working capital deficiency of $104,979.

Operating activities used $361,260 in cash for the period from inception (April 3, 2008) to February 28, 2011.  Our net loss of $435,318 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 3, 2008) to February 28, 2011, provided $80,830 from the acquisition of the subsidiary.  Net cash flows provided by financing activities for the period from inception (April 3, 2008) to February 28, 2011 was $283,173 represented as proceeds from the sale of our common stock of $155,900, subscriptions received for the purchase of our common stock of $87,256 and advances from related party of $40,017.

As of the date of this quarterly report, we have yet to generate any revenues.

Results of Operation

Three Month Period Ended February 28, 2011

Management fees:  Management fees were $7,500 and $7,500 for the three months ended February 28, 2011 and 2010, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $9,463 and $6,838 for the three months ended February 28, 2011 and 2010, respectively.  General and administrative expenses increased for the three month period ended February 28, 2011, as the Company was more active during this period and had additional regulatory filings.

Professional fees:  Professional fees were $9,435 and $14,684 for the three months ended February 28, 2011 and 2010, respectively.  The decrease in professional fees was a result of a decrease in professional services provided to the Company during the three month period ended February 28, 2011.

Net Loss:  Net loss was $26,764 and $31,122 for the three months ended February 28, 2011 and 2010, respectively.  This decrease in net loss of $4,358 resulted primarily from a decrease in professional fees and mining property costs of the Company during the three months ended February 28, 2011.

Nine Month Period Ended February 28, 2011

Management fees:  Management fees were $22,500 and $22,500 for the nine months ended February 28, 2011 and 2010, respectively.  These fees were paid pursuant to a management agreement between the Company and the President of the Company dated April 3, 2008, pursuant to which the President of the Company provides management services to the Company in consideration for $2,500 per month.

General and administrative fees:  General and administrative expenses were $29,728 and $20,036 for the nine months ended February 28, 2011 and 2010, respectively.  General and administrative expenses increased for the nine month period ended February 28, 2011, as the Company was more active during this period and had additional regulatory filings.

Professional fees:  Professional fees were $35,045 and $67,598 for the nine months ended February 28, 2011 and 2010, respectively.  The decrease in professional fees was a result of a decreased in professional services provided to the Company during the nine month period ended February 28, 2011.

Net Loss:  Net loss was $87,639 and $112,234 for the nine months ended February 28, 2011 and 2010, respectively.  This decrease in net loss of $24,595 resulted primarily from a decrease in professional fees of the Company during the nine months ended February 28, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of February 28, 2011.

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

February 28, 2011 management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2011.

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

CEDAR CREEK MINES LTD. (Registrant)
Date: April 14, 2011	By: /s/ Guy Brusciano
Guy Brusciano
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial officer)